Form 10-Q
period 2009-07-31
AFH Acquisition VIII, Inc.
filed 2009-09-14
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-53071

AFH ACQUISITION VIII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1743422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212
(Address of principal executive offices)

(310) 492-9898
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of thdde Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of September 14, 2009.

AFH ACQUISITION VIII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008	F-1

	Statement of Changes in Stockholder’s Deficit for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-2

	Statements of Operations for the Three and Nine Months Ended July 31, 2009 and 2008 and for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-3

	Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008 and for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures		7

Index

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

The results for the period ended July 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 2008.

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JULY 31, 2009

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at July 31, 2009 (Unaudited) and October 31, 2008	F-1

Statement of Changes in Stockholder’s Deficit for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended July 31, 2009 and 2008 and for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008 and for the Cumulative Period from September 24, 2007 (Inception) through July 31, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

Index
AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
	2009	2008

ASSETS
Cash and Cash Equivalents	$45	$746
Prepaid Expenses	—	2,083

Total Assets	$45	$2,829

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$5,280	$75
Due to Parent	11,441	11,746

Total Liabilities	16,721	11,821

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(41,676)	(33,992)

Total Stockholder's Deficit	(16,676)	(8,992)

Total Liabilities and Stockholder's Deficit	$45	$2,829

The accompanying notes are an integral part of these financial statements.

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2009 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(33,992)	(33,992)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,992)	(8,992)

Net Loss for the Period	—	—	—	—	(7,684)	(7,684)

Balance - July 31, 2009	5,000,000	$5,000	$20,000	$—	$(41,676)	$(16,676)

The accompanying notes are an integral part of these financial statements.

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(October 18, 2007)
	July 31,		July 31,		Through
	2009	2008	2009	2008	July 31, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$250	$—	$935	$—	$1,696
Interest	15	—	15	—	15
Legal and Professional	500	1,250	5,558	1,807	32,945
Office Expenses	213	—	225	2	343
Organizational Costs	—	—	276	155	1,002
Rent	—	—	600	—	5,600

Total Expenses	$978	$1,250	$7,609	$1,964	$41,601

Net Loss for the Period Before Taxes	$(978)	$(1,250)	$(7,609)	$(1,964)	$(41,601)

Franchise Tax	75	—	75	—	75

Net Loss for the Period After Taxes	$(1,053)	$(1,250)	$(7,684)	$(1,964)	$(41,676)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(October 18, 2007)
	July 31,		Through
	2009	2008	July 31, 2009

Cash Flows from Operating Activities
Net Loss for the Period	$(7,684)	$(1,964)	$(41,676)

Changes in Assets and Liabilities:
Prepaid Expenses	2,083	(3,333)	—
Accrued Expenses	5,205	(11,250)	5,280

Net Cash Flows from Operating Activities	(396)	(16,547)	(36,396)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(305)	295	11,441
Cash Proceeds from Stock Subscriptions	—	12,900	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	(305)	13,195	36,441

Net Change in Cash and Cash Equivalents	(701)	(3,352)	45

Cash and Cash Equivalents - Beginning of Period	746	12,098	—

Cash and Cash Equivalents - End of Period	$45	$8,746	$45

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A– The Company
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

As a blank check company, the Company’s business is to pursue a business combinationthrough acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

The condensed financial statements of AFH Acquisition VIII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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

Note B– Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B– Summary of Significant Accounting Policies - continued
Development Stage
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

- continued -

Index

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B– Summary of Significant Accounting Policies - continued
Financial Instruments
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

Note C– Equity Securities
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

Note D– Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $41,676 at July 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Index

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

Rent expense for the nine months ended July 31, 2009 and 2008 was $600 and $-0-, respectively.

Note G – Subsequent Events Subsequent events were evaluated through September 14, 2009, the date the financial statements were issued.

Index

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

Index

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

Liquidity and Capital Resources

As of July 31, 2009, the Company had assets equal to $45 comprised exclusively of cash and cash equivalents and prepaid expenses. This compares with assets equal to $2,829 as of October 31, 2008.  The Company’s current liabilities as of July 31, 2009 totaled $16,721, comprised exclusively of accrued expenses and moneys due to parent.  This compares with current liabilities as of October 31, 2008 equal to $11,821, comprised exclusively of accrued expenses and moneys due to parent.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended July 31, 2009 and 2008 and for the cumulative period from September 24, 2007 (Inception) to July 31, 2009:

Index

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	For the Cumulative Period from September 24, 2007 (Inception) to July 31, 2009
Net Cash (Used in) Operating Activities	$(396)	$(16,547)	$(36,396)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$(305)	$13,195	$36,441
Net Increase (Decrease) in Cash and Cash Equivalents	$(701)	$(3,352)	$45

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to July 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2009 and 2008 the company had a net loss of $1,053 and $1,250, respectively, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Form 10-K for the fiscal year ended October 31, 2008 and the filing of the Company's Registration Statement on Form 10-SB in February of 2008 as well as franchise taxes due.

For the nine months ended July 31, 2009 and 2008 the company had a net loss of $7,684 and $1,964, respectively, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the fiscal year ended October 31, 2008 and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 as well as franchise taxes due.

For the period from September 24, 2007 (Inception) to July 31, 2009, the Company had a net loss of $41,676 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s annual and quarterly reports on Form 10-K and Form 10-Q as well as franchise taxes due.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Index

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

As of July 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Index

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 24, 2007 .

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2009.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2009	AFH Acquisition VIII, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer