Form 10-K
period 2009-10-31
AFH Acquisition VIII, Inc.
filed 2010-01-29
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53077
_______________________________________________

AFH ACQUISITION VIII, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	42-1743422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212
_____________________________________________
(Address of principal executive offices)

(310) 492-9898
_____________________________________________
(Registrant’s telephone number, including area code)

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
_____________________________________________
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

As of October 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2010, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

AFH Acquisition VIII, Inc. (“we”, “us”, “our”, the "Company") was incorporated under the laws of the State of Delaware on October 18, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected October 31 as its fiscal year end.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipate that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Company does not own any property. The Company rents office space from its parent AFH Holdings & Advisory, LLC pursuant to an oral agreement.  Rental expenses for the fiscal year ended October 31, 2009 amounted to $5,000.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 29, 2010, there was one holder of record of the Common Stock.

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Liquidity and Capital Resources

As of October 31, 2009, the Company had assets equal to $(20), comprised of cash and cash equivalents.  This compares with assets of $2,829, comprised exclusively of cash and cash equivalents and prepaid expenses, as of October 31, 2008.  The Company’s current liabilities as of October 31, 2009 totaled $17,221, comprised of accrued expenses and monies due to parent.  This compares with liabilities of $11,821 comprised of accrued expenses and monies due to parent, as of October 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2009, October 31, 2008 and for the cumulative period from October 18, 2007 (Inception) to October 31, 2009.

	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	For the Cumulative Period from October 18, 2007 (Inception) to October 31, 2009
Net Cash (Used in) Operating Activities	$(461)	$(25,427)	$(36,461)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$(305)	$14,075	$36,441
Net Increase (Decrease) in Cash and Cash Equivalents	$(766)	$(11,352)	$(20)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2009, the Company had a net loss of $8,429, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2009 in September of 2009, Quarterly Report on Form 10-Q for the period ended April 30, 2009 in May of 2009, Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2009.

   For the fiscal year ended October 31, 2008, the Company had a net loss of $12,169, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2008 in September of 2008, Quarterly Report on Form 10-Q for the period ended April 30, 2008 in May of 2008, Quarterly Report on Form 10-Q for the period ended January 31, 2008 in March of 2008 and Registration Statement on Form 10-K in January of 2009.

For the period from October 18, 2007 (Inception) to October 31, 2009, the Company had a net loss of $42,241 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2009 in September of 2009, Quarterly Report on Form 10-Q for the period ended April 30, 2009 in May of 2009, Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2009.

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

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2009

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2009 and 2008	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2009	F-3

Statements of Operations for the Years Ended October 31, 2009 and 2008 and for the Period from Date of Inception (October 18, 2007) through October 31, 2008	F-4

Statements of Cash Flows for the Years Ended October 31, 2009 and 2008 and for the Period from Date of Inception (October 18, 2007) through October 31, 2009	F-5

Notes to Financial Statements	F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition VIII, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, California 90212

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., llp, we have audited the accompanying balance sheets of AFH Acquisition VIII, Inc. ("the Company") as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2009. AFH Acquisition VIII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VIII, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 29, 2010

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	October 31,	2009	2008

	ASSETS
	Cash and Cash Equivalents	$(20)	$746
	Prepaid Expenses	—	2,083

	Total Assets	$(20)	$2,829

	LIABILITIES AND STOCKHOLDER'S DEFICIT

	Liabilities
	Accrued Expenses	$5,780	$75
	Due to Parent	11,441	11,746

	Total Liabilities	17,221	11,821

	Stockholder's Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and Outstanding	5,000	5,000
	Additional Paid-In-Capital	20,000	20,000
	Deficit Accumulated During Development Stage	(42,241)	(33,992)

	Total Stockholder's Deficit	(17,241)	(8,992)

	Total Liabilities and Stockholder's Deficit	$(20)	$2,829

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
   DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2009

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,169)	(12,169)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,992)	(8,992)

Net Loss for the Period	—	—	—	—	(8,249)	(8,249)

Balance - October 31, 2009	5,000,000	$5,000	$20,000	$—	$(42,241)	$(17,241)

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2009	2008	October 31, 2009

Revenues	$—	$—	$—

Expenses
Consulting	$935	$761	$1,696
Interest	15	—	15
Legal and Professional	6,058	6,137	33,445
Office Expenses	290	116	408
Organizational Costs	276	155	1,002
Rent	600	5,000	5,600

Total Expenses	$8,174	$12,169	$42,166

Net Loss for the Period Before Taxes	$(8,174)	$(12,169)	$(42,166)

Franchise Tax	75	—	75

Net Loss for the Period After Taxes	$(8,249)	$(12,169)	$(42,241)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2009	2008	October 31, 2009

Cash Flows from Operating Activities
Net Loss for the Period	$(8,249)	$(12,169)	$(42,241)

Changes in Assets and Liabilities:
Prepaid Expenses	2,083	(2,083)	—
Accrued Expenses	5,705	(11,175)	5,780

Net Cash Flows from Operating Activities	(461)	(25,427)	(36,461)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(305)	1,175	11,441
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	12,900	12,100

Net Cash Flows from Financing Activities	(305)	14,075	36,441

Net Change in Cash and Cash Equivalents	(766)	(11,352)	(20)

Cash and Cash Equivalents - Beginning of Period	746	12,098	—

Cash and Cash Equivalents - End of Period	$(20)	$746	$(20)

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition VIII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on October 18, 2007.  The Company is 100% owned by AFH Holding and Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Acquisition VIII, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (Prior authoritative literature Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”).

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
Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 128, “Earnings Per Share”), by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

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

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the Company.  Organizational costs are expensed as incurred in accordance with FASB ASC 720-15 (Prior authoritative literature Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $42,241 at October 31, 2009.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

Note F -	Subsequent Events
Subsequent events were evaluated through January 29, 2010, the date the financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item9A(T).	Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended October 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	43	President, Secretary, Chief Financial Officer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2009, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

   The Board of Directors acts as the audit committee. On August 1, 2009, AFH Holding & Advisory, the parent of Company, hired a Controller (who is also a CPA) to oversee the Company and AFH Holding’s other shell subsidiaries.  The Controller’s duties include reconciling banking statements and records, journal entries, overall accounting for the Company, preparation of the Company’s interim financial statements and assisting the Company’s independent auditors with their year audit of the Company’s financial statements.  The Controller’s work is overseen by Mr. Amir F. Heshmatpour, President, Secretary and Sole Director of the Company and the Principal Executive Officer and Principal Financial Officer of the Company. Prior to AFH Holding and Advisory hiring the Controller, there was no qualified financial expert.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2009 and 2008.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2009 2008	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 29, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000	(2)	100.00%

AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	5,000,000		100.00%

All Officers and Directors as a group	5,000,000		100.00%

_______________________
(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.
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

Item 14.	Principal Accounting Fees and Services.

EFP Rotenberg and Co. LLC (“EFP Rotenberg”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by EFP Rotenberg, as successor to Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,725 for the fiscal year ended October 31, 2009 and $2,750 for the fiscal year ended October 31, 2008.

Audit-Related Fees

There were no fees billed by Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2009 and 2008.

Tax Fees

There were no fees billed by Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2009 and 2008.

Part IV

All Other Fees

There were no fees billed by Rotenberg for other products and services for the fiscal years ended October 31, 2009 and 2008.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a)           We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________
*Page F-1 follows page 7 to this annual report on Form 10-K.

(b)           Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2009

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended October 31, 2009

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

AFH ACQUISITION VIII, INC.

Dated: January 29, 2010	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	January 29, 2010
Amir F. Heshmatpour	Financial Officer and Sole Director