Form 10-K
period 2011-10-31
AFH Acquisition VIII, Inc.
filed 2012-01-30
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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
☐ Yes ☒ No

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

As of October 31, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 30, 2012, there were 5,000,000 shares of common stock, par value $.001, outstanding.

 Documents Incorporated by Reference.  None.

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

The Registrant neither rents nor owns any properties. The Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 30, 2012, there was one holder of record of the Common Stock.

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

There were no unregistered sales of equity securities during the year ended October 31, 2011.

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

Liquidity and Capital Resources

As of October 31, 2011, the Company had assets equal to $-0-.  This compares with assets of $-0-, comprised exclusively of cash and cash equivalents and prepaid expenses, as of October 31, 2010.  The Company’s current liabilities as of October 31, 2011 totaled $25,663, comprised of accrued expenses and monies due to parent.  This compares with liabilities of $20,843 comprised of accrued expenses and monies due to parent, as of October 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2011, October 31, 2010 and for the cumulative period from October 18, 2007 (Inception) to October 31, 2011.

	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	For the Cumulative Period from October 18, 2007 (Inception) to October 31, 2011
Net Cash (Used in) Operating Activities	$(3,622)	$(5,760)	$(45,843)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$3,622	$5,780	$45,843
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$20	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2011, the Company had a net loss of $4,820, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 in September of 2011, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2011 in March of 2011 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2011.

For the fiscal year ended October 31, 2010, the Company had a net loss of $3,602, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2010, Quarterly Report on Form 10-Q for the period ended April 30, 2010 in June of 2010, Quarterly Report on Form 10-Q for the period ended January 31, 2010 in March of 2010 and Registration Statement on Form 10-K in January of 2010.

For the period from October 18, 2007 (Inception) to October 31, 2011, the Company had a net loss of $50,663 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 in September of 2011, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2011 in March of 2011 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2011.

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

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2011

AFH ACQUISITION VIII INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at October 31, 2011 and 2010	2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2011	3

Statements of Operations for the Years Ended October 31, 2011 and 2010 and for the Period from Date of Inception (October 18, 2007) through October 31, 2011	4

Statements of Cash Flows for the Years Ended October 31, 2011 and 2010 and for the Period from Date of Inception (October 18, 2007) through October 31, 2011	5

Notes to Financial Statements	6-8

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  | Rochester, New York 14623  | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition VIII, Inc.

We have audited the accompanying balance sheets of AFH Acquisition VIII, Inc. (the Company) as of October 31, 2011 and 2010, and the related statements of operations, changes in stockholder's deficit and cash flows for each of the years in the two-year period ended October 31, 2011 and for the period from date of inception (October 18, 2007) through October 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VIII, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011 and for the period from date of inception (October 18, 2007) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
January 30, 2012

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS AT OCTOBER 31, 2011 AND 2010

October 31,	2011	2010

ASSETS
Cash and Cash Equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$4,820	$3,622
Due to Parent	20,843	17,221

Total Liabilities	25,663	20,843

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(50,663)	(45,843)

Total Stockholder's Deficit	(25,663)	(20,843)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2011

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,169)	(12,169)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,992)	(8,992)

Net Loss for the Period	—	—	—	—	(8,249)	(8,249)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,241)	(17,241)

Net Loss for the Period	—	—	—	—	(3,602)	(3,602)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(45,843)	(20,843)

Net Loss for the Period	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	$5,000	$20,000	$—	$(50,663)	$(25,663)

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010 AND FOR
THE PERIOD FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2011	2010	October 31, 2011

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,696
Interest	—	—	15
Legal and Professional	4,420	3,497	41,362
Office Expenses	—	(20)	388
Organizational Costs	—	—	1,002
Rent	—	—	5,600

Total Expenses	$4,420	$3,477	$50,063

Net Loss for the Period Before Taxes	$(4,420)	$(3,477)	$(50,063)

Franchise Tax	400	125	600

Net Loss for the Period After Taxes	$(4,820)	$(3,602)	$(50,663)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010 AND FOR THE PERIOD
FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2011	2010	October 31, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(4,820)	$(3,602)	$(50,663)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	1,198	(2,158)	4,820

Net Cash Flows from Operating Activities	(3,622)	(5,760)	(45,843)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	3,622	5,780	20,843
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	3,622	5,780	45,843

Net Change in Cash and Cash Equivalents	—	20	—

Cash and Cash Equivalents - Beginning of Period	—	(20)	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $50,663 at October 31, 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2011.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	45	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011.  From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011.  Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc.,  AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies.  Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc.  Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2011, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2011 and 2010.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2011 2010	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 30, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

EFP Rotenberg, LLP (“EFP Rotenberg”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by EFP Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2011 and $2,500 for the fiscal year ended October 31, 2010.

Audit-Related Fees

There were no fees billed to the Company by EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2011 and 2010.

Tax Fees

There were no fees billed to the Company by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2011 and 2010.

PART IV

All Other Fees

There were no fees billed to the Company by EFP Rotenberg for other products and services for the fiscal years ended October 31, 2011 and 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

`

Item 15.	Exhibits, Financial Statement Schedules.

(a)           We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2011 and 2010	F-2

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2011	F-3

Statements of Operations for the Years Ended October 31, 2011 and 2010 and for the Period from Date of Inception (October 18, 2007) through October 31, 2011	F-4

Statements of Cash Flows for the Years Ended October 31, 2011 and 2010 and for the Period from December of Inception (October 18, 2007) through October 31, 2011	F-5

Notes to Financial Statements	F-6 - F-8
____________
*Page F-1 follows page 7 to this annual report on Form 10-K.

(b)           Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2011

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

AFH ACQUISITION VIII, INC.

Dated: January 30, 2012	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	January 30, 2012
Amir F. Heshmatpour	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)