Form 10-K
period 2012-10-31
AFH Acquisition VIII, Inc.
filed 2013-01-29
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of April 30, 2012, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2013, there were 5,000,000 shares of common stock, par value $.001, outstanding.

Documents Incorporated by Reference. None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AFH ACQUISITION VIII, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

 PART I

Item 1.	Description of Business.

AFH Acquisition VIII, Inc. (“we”, “us”, “our”, the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected October 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2013, there was one holder of record of the Common Stock.

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

There were no unregistered sales of equity securities during the year ended October 31, 2012.

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

Liquidity and Capital Resources

As of October 31, 2012, the Company had assets equal to $-0-. This compares with assets of $-0-, comprised exclusively of cash and cash equivalents and prepaid expenses, as of October 31, 2011. The Company’s current liabilities as of October 31, 2012 totaled $31,294, comprised of accrued expenses and monies due to parent. This compares with liabilities of $25,663 comprised of accrued expenses and monies due to parent, as of October 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2012, October 31, 2011 and for the cumulative period from October 18, 2007 (Inception) to October 31, 2012.

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	For the Cumulative Period from October 18, 2007 (Inception) to October 31, 2012
Net Cash (Used in) Operating Activities	$(5,957)	$(3,622)	$(51,800)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$5,957	$3,622	$51,800
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2012, the Company had a net loss of $5,631, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 in September of 2012, Quarterly Report on Form 10-Q for the period ended April 30, 2012 in June of 2012, Quarterly Report on Form 10-Q for the period ended January 31, 2012 in March of 2012 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2012.

For the fiscal year ended October 31, 2011, the Company had a net loss of $4,820, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 in September of 2011, Quarterly Report on Form 10-Q for the period ended April 30, 2011 in June of 2011, Quarterly Report on Form 10-Q for the period ended January 31, 2011 in March of 2011 and Registration Statement on Form 10-K in January of 2011.

For the period from October 18, 2007 (Inception) to October 31, 2012, the Company had a net loss of $56,294 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q and 10-K from inception and the preparation of the Company’s Registration Statement on Form 10-K in January of 2009.

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

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2012

AFH ACQUISITION vIII INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2012 and 2011	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2012	F-3

Statements of Operations for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through October 31, 2012	F-4

Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through October 31, 2012	F-5

Notes to Financial Statements	F-6 - F-9

 Certified Public Accountants  |  280 Kenneth Drive, Suite 100  |  Rochester, New York 14623  |  585.427.8900  |  EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AFH Acquisition VIII, Inc.

We have audited the accompanying balance sheets of AFH Acquisition VIII, Inc. (the Company) as of October 31, 2012 and 2011, and the related statements of operations, change in stockholder's deficit, and cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (October 18, 2007) through October 31, 2012. AFH Acquisition VIII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VIII, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 and for the period since inception (October 18, 2007) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

January 29, 2013

F-1

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS AT OCTOBER 31, 2012 AND 2011

October 31,	2012	2011

ASSETS
Cash and Cash Equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$4,494	$4,820
Due to Parent	26,800	20,843

Total Liabilities	31,294	25,663

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—

Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000

Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(56,294)	(50,663)

Total Stockholder’s Deficit	(31,294)	(25,663)

Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

F-2

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2012

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,169)	(12,169)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,992)	(8,992)

Net Loss for the Period	—	—	—	—	(8,249)	(8,249)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,241)	(17,241)

Net Loss for the Period	—	—	—	—	(3,602)	(3,602)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(45,843)	(20,843)

Net Loss for the Period	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	(50,663)	(25,663)

Net Loss for the Period	—	—	—	—	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	$5,000	$20,000	$—	$(56,294)	$(31,294)

The accompanying notes are an integral part of these financial statements.

F-3

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR
THE PERIOD FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2012	2011	October 31, 2012

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,696
Interest	—	—	15
Legal and Professional	5,231	4,420	46,593
Office Expenses	—	—	388
Organizational Costs	—	—	1,002
Rent	—	—	5,600

Total Expenses	$5,231	$4,420	$55,294

Net Loss for the Period Before Taxes	$(5,231)	$(4,420)	$(55,294)

Franchise Tax	400	400	1,000

Net Loss for the Period After Taxes	$(5,631)	$(4,820)	$(56,294)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2012	2011	October 31, 2012

Cash Flows from Operating Activities
Net Loss for the Period	$(5,631)	$(4,820)	$(56,294)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	(326)	1,198	4,494

Net Cash Flows from Operating Activities	(5,957)	(3,622)	(51,800)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	5,957	3,622	26,800
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	5,957	3,622	51,800

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-5

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

F-6

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $56,294 at October 31, 2012.

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

F-9

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2012.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Amir F. Heshmatpour	46	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011. From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011. Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2012, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2012 and 2011.

Name and Position	Year	Other Compensation
Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2012 2011	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 29, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

EFP Rotenberg, LLP (“EFP Rotenberg”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by EFP Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2012 and $2,500 for the fiscal year ended October 31, 2011.

Audit-Related Fees

There were no fees billed to the Company by EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2012 and 2011.

Tax Fees

There were no fees billed to the Company by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2012 and 2011.

PART IV

All Other Fees

There were no fees billed to the Company by EFP Rotenberg for other products and services for the fiscal years ended October 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets at October 31, 2012 and 2011	F-2
Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2012	F-3
Statements of Operations for the Years Ended October 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through October 31, 2012	F-4
Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and for the Period from December of Inception (October 18, 2007) through October 31, 2012	F-5
Notes to Financial Statements	F-6 - F-9

*Page F-1 follows page 7 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation
*3.2	By-laws
31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2012
32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VIII, INC.

Dated: January 29, 2013	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	January 29, 2013
Amir F. Heshmatpour	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

