Form 10-Q
period 2013-04-30
AFH Acquisition VIII, Inc.
filed 2013-06-14
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of June 14, 2013.

AFH ACQUISITION VIII, Inc.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	3

	Condensed Balance Sheets at April 30, 2013 and October 31, 2012 (Unaudited)	F-1

	Condensed Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-2

	Condensed Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5 - F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

Signatures		8

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
APRIL 30, 2013

3

AFH ACQUISITION vIII INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Page

Condensed Balance Sheets at April 30, 2013 and October 31, 2012 (Unaudited)	F-1

Condensed Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F5 - F8

4

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

Condensed Balance Sheets at April 30, 2013 and October 31, 2012 (Unaudited)

	April 30, 2013	October 31, 2012

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$7,125	$4,494
Due to Parent	27,200	26,800

Total Liabilities	34,325	31,294

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(59,325)	(56,294)

Total Stockholder’s Deficit	(34,325)	(31,294)

Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

Condensed Statements of Changes in Stockholder’s Deficit for the Period from

Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,169)	(12,169)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(33,992)	(8,992)

Net Loss for the Period	—	—	—	—	(8,249)	(8,249)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,241)	(17,241)

Net Loss for the Period	—	—	—	—	(3,602)	(3,602)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(45,843)	(20,843)

Net Loss for the Period	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	(50,663)	(25,663)

Net Loss for the Period	—	—	—	—	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	5,000	20,000	—	(56,294)	(31,294)

Net Loss for the Period	—	—	—	—	(3,031)	(3,031)

Balance - April 30, 2013	5,000,000	$5,000	$20,000	$—	$(59,325)	$(34,325)

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2013
and 2012 and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(October 18, 2007)
	April 30,		April 30,		Through
	2013	2012	2013	2012	April 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$—	$—	$—	$1,696
Interest	—	—	—	—	15
Legal and Professional	1,043	1,750	2,631	3,106	49,224
Office Expenses	—	—	—	—	388
Organizational Costs	—	—	—	—	1,002
Rent	—	—	—	—	5,600

Total Expenses	$1,043	$1,750	$2,631	$3,106	$57,925

Net Loss for the Period Before Taxes	$(1,043)	$(1,750)	$(2,631)	$(3,106)	$(57,925)

Franchise Tax	400	400	400	400	1,400

Net Loss for the Period After Taxes	$(1,443)	$(2,150)	$(3,031)	$(3,506)	$(59,325)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2013 and 2012

and for the Period from Date of Inception (October 18, 2007) through April 30, 2013 (Unaudited)

			Period From
			Date of Inception
	For the Six Months Ended		(October 18, 2007)
	April 30,		Through
	2013	2012	April 30, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(3,031)	$(3,506)	$(59,325)

Changes in Assets and Liabilities:
Accrued Expenses	2,631	3,506	7,125

Net Cash Flows from Operating Activities	(400)	—	(52,200)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	400	—	27,200
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	400	—	52,200

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH ACQUISITION VIII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed financial statements of AFH Acquisition VIII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of October 31, 2012 was derived from the audited consolidated financial statements included in Form 10-K. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2012, and other reports filed with the SEC.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $59,325 at April 30, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION VIII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to April 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At April 30, 2013, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

5

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended April 30, 2013 totaling $3,031 as well as an accumulated deficit since inception amounting to $59,325 and negative working capital of $59,325.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 18, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2013.

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2013	AFH Acquisition VIII, Inc.

	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer

8