Form 10-Q
period 2014-07-31
AFH Acquisition VIII, Inc.
filed 2014-09-15
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2014: 5,000,000 shares of common stock.

AFH ACQUISITION VIII, Inc.

- INDEX –

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2014

TABLE OF CONTENTS

Condensed Balance Sheets at July 31, 2014 (Unaudited) and October 31, 2013	4

Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through July 31, 2014 (Unaudited)	5

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through July 31, 2014 (Unaudited)	6

Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through July 31, 2014 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

AFH ACQUISITION VIII INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS
Cash	---	---

Total Assets	$ ---	$ ---

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accrued Expenses	$ 4,530	$ 3,586
Due to Parent	36,813	32,794

Total Liabilities	41,343	36,380

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	---	---
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(66,343)	(61,380)

Total Stockholder's Deficit	(41,343)	(36,380)

Total Liabilities and Stockholder's Deficit	$ ---	$ ---

AFH ACQUISITION VIII INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(October 18, 2007)
	July 31,		July 31,		Through
	2014	2013	2014	2013	July 31, 2014

Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Expenses
Consulting	$ ---	$ ---	$ ---	$ ---	$ 1,696
Interest	---	---	---	---	15
Legal and Professional	1,270	1,055	4,563	3,686	55,842
Office Expenses	---	---	---	---	388
Organizational Costs	---	---	---	---	1,002
Rent	---	---	---	---	5,600

Total Expenses	$ 1,270	$ 1,055	$ 4,563	$ 3,686	$ 64,543

Net Loss for the Period Before Taxes	$ (1,270)	$ (1,055)	$ (4,563)	$ (3,686)	$ (64,543)

Franchise Tax			$ 400	$ 400	$ 1,800

Net Loss for the Period After Taxes	$ (1,270)	$ (1,055)	$ (4,963)	$ (4,086)	$ (66,343)

Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

AFH ACQUISITION VIII INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2014 - UNAUDITED

							Deficit
							Accumulated
	Common Stock				Additional	Stock	During	Total
	Number		Treasury		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Stock		Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$ —	$ ---		$ ---	$ ---	$ ---	$ ---

Common Stock Issued for Cash	5,000,000	5,000	---		20,000	(12,900)	---	12,100

Net Loss for the Period	---	---	---		---	---	(21,823)	(21,823)

Balance - October 31, 2008	5,000,000	5,000	---		20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	---	---	---		---	12,900	---	12,900

Net Loss for the Period	---	---	---		---	---	(12,169)	(12,169)

Balance - October 31, 2008	5,000,000	5,000	---		20,000	---	(33,992)	(8,992)

Net Loss for the Period	---	---	---		---	---	(8,249)	(8,249)

Balance - October 31, 2009	5,000,000	5,000	---		20,000	---	(42,241)	(17,241)

Net Loss for the Period	---	---	---		---	---	(3,602)	(3,602)

Balance - October 31, 2010	5,000,000	5,000	---		20,000	---	(45,843)	(20,843)

Net Loss for the Period	---	---	---		---	---	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	---		20,000	---	(50,663)	(25,663)

Net Loss for the Period	---	---	---		---	---	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	5,000	---		20,000	---	(56,294)	(31,294)

Net Loss for the Period	---	---	---		---	---	(5,086)	(5,086)

Balance - October 31, 2013	5,000,000	5,000	---	#	20,000	---	(61,380)	(36,380)

Net Loss for the Period	---	---	---		---	---	(4,963)	(4,963)

Balance - July 31, 2014	5,000,000	$ 5,000	---		$ 20,000	$ ---	$ (66,343)	$ (41,343)

AFH ACQUISITION VIII INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(October 18, 2007)
	July 31,		Through
	2014	2013	July 31, 2014

Cash Flows Provided by (Used in) Operating Activities
Net Loss for the Period	$ (4,963)	$ (4,086)	$ (66,343)

Changes in Assets and Liabilities:
Accrued Expenses	944	(1,308)	4,530

Net Cash Flows Used in Operating Activities	(4,019)	(5,394)	(61,813)

Net Cash Flows from Investing Activities	---	---	---

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	4,019	5,394	36,813
Cash Proceeds from Stock Subscriptions	---	---	12,900
Cash Proceeds from Sale of Stock	---	---	12,100

Net Cash Flows from Financing Activities	4,019	5,394	61,813

Net Change in Cash	---	---	---

Cash - Beginning of Period	---	---	---

Cash - End of Period	$ ---	$ ---	$ ---

Cash Paid During the Period for:
Interest	$ ---	$ ---	$ ---
Income Taxes	$ ---	$ ---	$ ---

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -The Company

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

The unaudited condensed financial statements of AFH Acquisition VIII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2013 was derived from the audited financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2013, and other reports filed with the SEC.

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

Note 2 -Summary of Significant Accounting Policies

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

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

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

Recent Issued Accounting Standards Not Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

Note 3 - Equity Securities

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

AFH ACQUISITION VIII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 4 -Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $66,343 at July 31, 2014.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Due to Parent

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2014, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2014 totaling $4,963 as well as an accumulated deficit since inception amounting to $66,343 and negative working capital of $41,343.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2014.*

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
Dated: September 15, 2014
	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer