Form 10-K
period 2014-10-31
AFH Acquisition VIII, Inc.
filed 2015-01-29
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53077

AFH ACQUISITION VIII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1743422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverely Drive, Ste#1600, Beverly Hills, CA 90212
(Address of principal executive offices)

(310) 475-3500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

As of April 30, 2014, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2015, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2015, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended October 31, 2014.

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

Liquidity and Capital Resources

As of October 31, 2014, the Company had assets equal to $-0-. This compares with assets of $-0-, comprised exclusively of cash and cash equivalents and prepaid expenses, as of October 31, 2013. The Company’s current liabilities as of October 31, 2014 totaled $42,731, comprised of accrued expenses and monies due to parent. This compares with liabilities of $36,380 comprised of accrued expenses and monies due to parent, as of October 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2014, and 2013.

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Net Cash (Used in) Operating Activities	$(5,457)	$(5,994)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$5,457	$5,994
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2014, the Company had a net loss of $6,351, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Evaluation of Internal Controls over Financial Reporting

The management of AFH ACQUISITION VIII, INC. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2014.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	48	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. ("Emmaus") in regards to Emmaus' attempt to cancel AFH Advisory's ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory's ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus' motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent ("LOI III") between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession. The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court's decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter.

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

Banner Bank Judgment

Mr. Amir Heshmatpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2014, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2014 and 2013.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2013 2012	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 29, 2015, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Amir F. Heshmatpour(1) 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	5,000,000(2)	100.00%

AFH Holding & Advisory, LLC 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	5,000,000	100.00%

All Officers and Directors as a group	5,000,000	100.00%

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.
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

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,600 and $2,500 for the fiscal years ended October 31, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2014 and 2013.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2014 and 2013.

All Other Fees

There were no fees billed to the Company for other products and services for the fiscal years ended October 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________

*Page F-1 follows page 14 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2014

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VIII, INC.

Dated: January 29, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	January 29, 2015
Amir F. Heshmatpour	Chief Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

AFH ACQUISITION VIII, INC.

(A DELAWARE CORPORATION)

Los Angeles, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition VIII

We have audited the accompanying balance sheets of AFH Acquisition VIII, Inc. as of October 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended October 31, 2014. . AFH Acquisition VIII’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition VIII as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note D, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Anton & Chia, LLP
Newport Beach, CA
January 29, 2015

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

October 31,	2014	2013

CURRENT ASSETS
Cash	$ —	$ —

Total Assets	$ —	$ —

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accrued Expenses	$ 4,480	$ 3,586
Due to Parent	38,251	32,794

Total Liabilities	42,731	36,380

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit	(67,731)	(61,380)

Total Stockholder's Deficit	(42,731)	(36,380)

Total Liabilities and Stockholder's Deficit	$ —	$ —

F-2

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2014	2013

Revenues	$—	$—

Expenses
Legal and Professional	$5,951	$4,686

Total Expenses	$5,951	$4,686

Net Loss for the Year Before Taxes	$(5,951)	$(4,686)

Franchise Tax	400	400

Net Loss for the Year After Taxes	$(6,351)	$(5,086)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

	Common Stock		Additional		Total
	Number		Paid-In		Stockholder's
	of Shares	Value	Capital	Deficit	Deficit

Balance - October 31, 2012	5,000,000	5,000	20,000	(56,294)	(31,294)

Net Loss for the Year	—	—	—	(5,086)	(5,086)

Balance - October 31, 2013	5,000,000	5,000	20,000	(61,380)	(36,380)

Net Loss for the Year	—	—	—	(6,351)	(6,351)

Balance - October 31, 2014	5,000,000	$ 5,000	$ 20,000	$ (67,731)	$ (42,731)

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2014	2013

Cash Flows Provided by (Used in) Operating Activities
Net Loss for the Year	$ (6,351)	$ (5,086)

Changes in Assets and Liabilities:
Accrued Expenses	894	(908)

Net Cash Flows Used in Operating Activities	(5,457)	(5,994)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	5,457	5,994

Net Cash Flows from Financing Activities	5,457	5,994

Net Change in Cash	—	—

Cash - Beginning of Year	—	—

Cash - End of Year	$ —	$ —

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Note 1 - The Company

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

Note 2 - Summary of Significant Accounting Policies

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

Recent Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted this accounting standard during the current period.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

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

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $67,731 at October 31, 2014.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the sole shareholder of the Company. There are no repayment terms.

