Form 10-Q
period 2016-01-31
AFH Acquisition VIII, Inc.
filed 2016-03-16
CIK 1419560

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

☒  Yes  ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2016: 5,000,000 shares of common stock.

1

AFH ACQUISITION VIII, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION VIII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JANUARY 31, 2016

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	January 31,	October 31,
	2016	2015

CURRENT ASSETS
Cash	$—	$—

Total Assets	—	—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accrued Expenses	4,473	4,273
Due to Parent	43,847	42,272

Total Liabilities	$48,320	$46,545

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding at January 31, 2016
and October 31, 2015	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(73,320)	(71,545)

Total Stockholder's Deficit	$(48,320)	$(46,545)

Total Liabilities and Stockholder's Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	January 31,
	2016	2015

Revenues	$—	$—

Expenses
Legal and Professional	1,775	1,290

Total Expenses	$1,775	$1,290

Net Loss for the Period Before Taxes	(1,775)	(1,290)

Income Tax Provision	—	—

Net Loss for the Period After Taxes	$(1,775)	$(1,290)

Loss per Share - Basic and Diluted	$(0)	$(0)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION VIII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	January 31,
	2016	2015

Operating Activities
Net Loss for the Year	$(1,775)	$(1,290)

Changes in Assets and Liabilities:
Accrued Expenses	200	250

Net Cash Used in Operating Activities	$(1,575)	$(1,040)

Financing Activities
Cash Advance by Parent	1,575	1,040

Net Cash Provided by Financing Activities	$1,575	$1,040

Net Change in Cash	—	—

Cash - Beginning of Year	—	—

Cash - End of Year	—	—

Cash Paid During the Year for:
Interest	—	—
Income Taxes	—	—

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

Recent Pronouncements

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

As of January 31, 2016, there were no preferred shares issued and outstanding and 5,000,000 common shares issued and outstanding to AFH Holding & Advisory LLC.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $73,320 at January 31, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of January 31, 2016.

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

Emerald Dairy, Inc.

AFH Advisory and other entities brought a lawsuit in the Superior Court of California, Los Angeles County against Emerald Dairy, Inc. (“Emerald”) and its Chairman, Mr. Shan, asserting that they were entitled to a large number of shares of Emerald, both from Emerald and from shares individually owned, and pledged, by Chairman Shan. Emerald and Chairman Shan defaulted.  On March 27, 2015, a default judgment was issued by the Superior Court of California in favor of AFH Advisory in the amount of $1,132,181 which includes damages of $897,121, prejudgment interest of $224,260, and attorney fees of $10,800.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to January 31, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2016, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2016 totaling $1,775 as well as an accumulated deficit since inception amounting to $73,320 and working capital deficit of $48,320.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2016.

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

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2016.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION VII, INC.

Dated: March 16, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour Chief Financial Officer Authorized Officer

